Form 10QSB
period 2001-03-31
IMAGEMAKERS PHOTOGRAPHY INC
filed 2001-05-15
CIK 1129216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32061


                        THE IMAGEMAKERS PHOTOGRAPHY, INC.
             (Exact name of registrant as specified in its charter)


         NEVADA                                                  88-0392307
  (State of jurisdiction                                      (I.R.S. Employer
     of Incorporation)                                       Identification No.)


3855 DIABLO DRIVE, SUITE 7, LAS VEGAS, NEVADA                       89118
  (Address of principal executive offices)                       (Zip Code)


                                 (702) 733-0918
              (Registrants telephone number, including area code)


                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the Registrant had 3,032,861 shares of its $0.001 par value common stock issued and outstanding.

As of March 31, 2001, the Registrant had 912,861 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ..............................................  3

     ITEM 1. BALANCE SHEET -- MARCH 31, 2001 ................................  3

     ITEM 2. STATEMENT OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 2001 ....................................  4

     ITEM 3. STATEMENT OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 2001 ....................................  5

     ITEM 4. STATEMENT OF SHAREHOLDERS EQUITY THROUGH
             MARCH 31, 2001 .................................................  6

     ITEM 5. NOTES TO FINANCIAL STATEMENTS ..................................  7

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 10

PART II - OTHER INFORMATION ................................................. 12

SIGNATURES .................................................................. 13

THE IMAGEMAKERS PHOTOGRAPHY, INC.

BALANCE SHEET
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    MARCH 31, 2001     DECEMBER 31, 2000
                                                                    --------------     -----------------
                                                                      (UNAUDITED)          (AUDITED)
PROPERTY & EQUIPMENT: (NOTE 2)
Furniture & Fixtures                                                       9,307               9,307
Equipment                                                                 10,684              10,684
Photography Equipment                                                     71,575              71,575
                                                                       ---------           ---------
TOTAL                                                                  $  91,566           $  91,566
                                                                       ---------           ---------
Less: Allowance for Depreciation                                          31,686              27,237
                                                                       ---------           ---------
NET PROPERTY & EQUIPMENT                                               $  59,880           $  64,329
                                                                       ---------           ---------

TOTAL ASSETS                                                           $  59,880           $  64,329
                                                                       =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Cash Overdraft                                                         $     160           $     608
Accounts Payable                                                           1,289               1,289
Accrued Expenses                                                          53,222              50,383
Current Portion of Long-Term Debt                                        149,586             144,171
                                                                       ---------           ---------
          TOTAL CURRENT LIABILITIES                                    $ 204,257           $ 196,451

LONG-TERM LIABILITIES -- LESS CURRENT PORTION (NOTE 3)                    59,533              62,647
                                                                       ---------           ---------
TOTAL LIABILITIES                                                      $ 263,790           $ 259,098

STOCKHOLDERS' EQUITY:
  Common Stock, $0.001 par value, Authorized 20,000,000 shares;
   Issued and outstanding; at December 31, 2000 and December 31,
   1999, 3,032,861 and 2,973,000 shares respectively                   $   3,032           $   3,032
  Additional paid-in capital                                              50,542              50,542
  Accumulated Deficit                                                   (257,484)           (248,343)
                                                                       ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                             $(203,910)          $(194,769)
                                                                       ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  59,880              64,329
                                                                       =========           =========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                          THREE MONTHS            YEAR ENDED
                                         MARCH 31, 2001        DECEMBER 31, 2000
                                         --------------        -----------------
                                          (UNAUDITED)              (AUDITED)
INCOME:
  Revenue                                  $     -0-              $ 43,560
  Other Income                                   -0-                    34
                                           ---------              --------
TOTAL REVENUE                                    -0-              $ 43,594

COST OF REVENUES EARNED                        1,207                23,478
                                           ---------              --------

GROSS PROFIT (LOSS)                           (1,207)               20,116

OPERATING EXPENSES:
  Accounting                                     -0-                   480
  Bank Charges                                   452                 1,513
  Dues & Subscriptions                           -0-                    67
  Marketing & Promotion                          -0-                   795
  Office Expense                                 -0-                   809
  Repairs & Maintenance                          -0-                34,217
  Rent                                           -0-                24,720
  Depreciation                                 4,449                19,003
  Telephone & Utilities                          -0-                 3,501
  Licenses & Fees                                -0-                   563
  Tax Expense                                    -0-                 4,125
  Legal Fees                                     -0-                 4,849
  Equipment Lease                                 94                   532
  Insurance                                      -0-                 1,089
  Other Expenses                                 298                 2,609
                                           ---------              --------
TOTAL OPERATING EXPENSES                       5,293                98,872
                                           ---------              --------

LOSS FROM OPERATIONS                          (6,500)              (78,756)
                                           =========              ========
OTHER INCOME (EXPENSE):
  Interest Income                                -0-                     6
  Interest Expense                            (2,641)              (11,693)
  Loss on Sale of Assets                         -0-                (7,427)
                                           ---------              --------
NET INCOME (LOSS)                          $  (9,141)             $(97,870)
                                           =========              ========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                             THREE MONTHS          YEAR ENDED
                                            MARCH 31, 2001     DECEMBER 31, 2000
                                            --------------     -----------------
                                              (UNAUDITED)          (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss During Period                          $(9,141)           $(97,870)
Items Not Affecting Cash Flow:
Depreciation                                      4,449              19,003
Increase - (Decrease) in Accrued Liabilities      5,140              31,286
Increase - (Decrease) in Prepaid Expenses           -0-                 550
(Increase) - Decrease in Deposits                   -0-               2,500
                                                -------            --------

NET CASH FLOW FROM OPERATIONS                   $   448            $(44,531)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from Long-Term Debt                        -0-            $ 44,902
Principal Payments on Long-Term Debt                -0-              (8,336)
Contribution of Capital                             -0-                  59
                                                -------            --------

NET CASH FLOW FROM FINANCING ACTIVITIES             -0-            $ 36,625

CASH FLOW FROM INVESTING ACTIVITIES:

EQUIPMENT PURCHASED                                 -0-            $  4,034)
Net Increase (Decrease) In Cash                 $   448            $ (3,872)

Cash At Beginning of Period -- January 1           (608)              3,264
                                                -------            --------

CASH AT END OF PERIOD -- MARCH 31               $  (160)           $   (608)
                                                =======            ========

     See accompanying accountants' report and notes to financial statements

                       THE IMAGEMAKERS PHOTOGRAPHY, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

Transaction                                         Number of     Common      Additional     Accumulated     Total
And Date                                          Common Shares   Stock    Paid In Capital    Deficit        Equity
--------                                          -------------   -----    ---------------    -------        ------
April 14, 1998
Common Shares for Cash Services as Chairman
of the Board, Chief Executive and President
At $0.0019444 Per Share                              900,000      $ 900         $16,600            -0-      $   17,500

April 14, 1998
Common Shares for Cash Services at Vice President,
Secretary and Treasurer $0.0019444 Per Share         900,000        900          16,600            -0-      $   35,000

April 14, 1998
Common Shares for Cash $0.019444 Per Share           900,000        900          16,600            -0-      $   52,500

June 27, 1999
Common Shares for Guarantees                         332,861        332             742            -0-      $   53,574

Deficit Accumulated During Development Stage                                                  $(248,343)    $ (194,769)

Net Loss Current Year                                                                         $  (9,141)    $ (203,910)
                                                     ---------    -------       -------       ---------     ----------
BALANCE AT 3/31/01                                   3,032,861    $ 3,032       $50,542       $(257,484)    $ (203,910)
                                                     =========    =======       =======       =========     ==========

     See accompanying accountants' report and notes to financial statements

                       THE IMAGEMAKERS PHOTOGRAPHY, INC.

                         NOTES TO FINANCIAL STATEMENTS

           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPANY'S ACTIVITIES AND OPERATING CYCLE -- The Company was incorporated April 14, 1998, under the laws of the State of Nevada. The Company operates a state-of-the-art fashion portrait studio, specializing in digitally enhanced fashion photography portraits, which include complete makeovers, wardrobe changes and photo sessions.

CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND ACCRUALS -- The carrying amounts of cash, short-term investments and accruals approximate fair value of the short maturity of those instruments and accruals.

USE OF ESTIMATES -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported revenues and expenses. It is at least reasonably possible that the significant estimates used will change within the next year.

COMPREHENSIVE INCOME -- In June, 1997, the Financial Accounting Standard Rule (the "FASB") issued Statement Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," effective for fiscal years beginning after December 15, 1997. SAFS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined in Statements of Financial Accounting Concepts No. 6, "ELEMENTS OF FINANCIAL STATEMENTS," as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company adopted SFAS No. 130, however, there were no changes in equity during the period. As such, comprehensive income for the three months ended March 31, 2001 and the year ended December 31, 2000 is equal to the amount shown on the Statement of income as net income.

NOTE 2 - PROPERTY AND EQUIPMENT:

PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Depreciation   is  computed  for   financial   statement   purposes   under  the
straight-line method. The depreciation for the period ended March 31, 2001 and December 31, 2000 is $4,449 and$19,003 respectively.

                       THE IMAGEMAKERS PHOTOGRAPHY, INC.

                         NOTES TO FINANCIAL STATEMENTS

           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

NOTE 2 - PROPERTY AND EQUIPMENT:

Leasehold improvements were amortized over a useful life of 7 years. Furniture and fixtures, equipment and photography equipment were amortized over a useful life of 5 years.

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT:

                                         THREE MONTHS ENDED        YEAR ENDED
                                          DECEMBER 31, 2000    DECEMBER 31, 2000
                                          -----------------    -----------------
                                             (UNAUDITED)           (AUDITED)
Note payable to Diamond Equities, Inc.,
a shareholder, secured by equipment.
Payment of $2,000.00 per quarter               $ 100,000           $ 100,000
Interest rate of 8% per annum

Note payable to Hane Development, Inc.,
a shareholder, secured by equipment
Payment of $1,880 per month                       57,243              57,243
Interest rate of 8% per annum

Note payable to shareholder, non-interest
bearing.  Unsecured                               51,876              49,575
                                               ---------           ---------
Total                                          $ 209,119           $ 206,818
Less:  Current Portion                          (149,586)           (144,171)
                                               ---------           ---------
Total Long-Term Debt                           $  59,533           $  62,647

Maturities of debt are as follows:
   2001                                          144,171             144,171
   2002                                           13,072              13,072
   Thereafter                                     51,876              49,575
                                               ---------           ---------
        Total                                  $ 209,119           $ 206,818
                                               =========           =========

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value.

                       THE IMAGEMAKERS PHOTOGRAPHY, INC.

                         NOTES TO FINANCIAL STATEMENTS

           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS:

Included in notes payable for the three months ended March 31, 2001 and the year ended December 31, 2000 are notes to the officer-shareholders of the Company totaling $209,119 and $206,818 respectively.

Included in accrued expenses for the year ended December 31, 2000 (Audited) and the year ended December 31, 1999 (Unaudited) is accrued interest on notes to the officer-shareholders of the Company totaling $14,644 and $3,115 respectively.

NOTE 5 - INCOME TAXES:

The following schedule summarizes the net operating loss carry-forward future benefits and the dates they are scheduled to expire:

                  Net Operating                   Year of
                  Loss Carryover                 Expiration
                  --------------                 ----------

                     $ 39,098                       2018
                      111,375                       2019
                       97,870                       2020
                        9,141                       2021
                     --------

                     $257,484
                     ========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital requirements, the Company's future operating results, the market acceptance of the products and services of the Company, the Company's efforts to establish and the development of new products and services, the Company's planned investment in the marketing of its future products and services and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The Company determined that it was in the best interests of the shareholders to restructure the direction of the Company. During the three months ended March 31, 2001, the Company performed extensive studies to decide what products and services could be offered utilizing the present equipment. The Company has determined that the primary business will be to offer website development, management and deployment services. In addition, the Company will utilize its existing equipment to offer specialized photograph enhancement services through the Internet. The Company will retail custom logo's, corporate images, special event pictures and residential photography for real estate brokers.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASDAQ OTC Bulletin Board. No assurance can be given by the Company that any of the above events will occur.

As of March 31, 2001, the Company had a negative working capital of $(204,257) and faces the need for additional working capital in the future. Due to the fact that the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

RESULTS OF OPERATIONS

The Company did not generate any revenues from operations during the three month period ended March 31, 2001. The Company recorded a net loss from operations of $9,141 during the three month period ended March 31, 2001. The loss was caused by the expenses incurred by the Company to discontinue the retail photography operations and complete their studies for changing the products and services of the Company.

PLAN OF OPERATIONS

Presently, the Company has changed their focus to provide website development, management and deployment services. The Company will render comprehensive services that will include complete website development through HTML programming, graphic design, hosting services, on-line shopping systems website management and consulting services. Additionally, the Company will retail photographic services that will include enhanced photo development, corporate logo's special event pictures and residential photography for real estate transactions. These services will be offered by traditional methods as well as marketed on the Internet.

Although the Company's financial resources are severely limited, the Company intends to continue to develop these new business opportunities.

Analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. None of the officers and directors of the Company are professional business analysts. In analyzing prospective business opportunities management considers such matters as the available technical, financial and managerial resources, working capital and other financial requirements. The prospects for the future, nature of present and expected competition and the quality and experience of quality of services that may be available. The Company will evaluate the potential for further products and services. Specific risks factors not now foreseeable, but which may be anticipated that may impact proposed activities, will be considered in the evaluation of future business opportunities.

                          PART II -- OTHER INFORMATION

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE IMAGEMAKERS PHOTOGRAPHY, INC.


Dated: May 9, 2001                      By: /s/ Mark Patko
                                            ------------------------------------
                                            Mark Patko
                                            President



                                        By: /s/ Mary S. Costa
                                            ------------------------------------
                                            Mary S. Costa
                                            Secretary & Treasurer