Form 10QSB
period 2001-06-30
IMAGEMAKERS PHOTOGRAPHY INC
filed 2001-09-14
CIK 1129216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32061


                        THE IMAGEMAKERS PHOTOGRAPHY, INC.
             (Exact name of registrant as specified in its charter)


                 NEVADA                                  88-0392307
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


  975 CAMELIA DRIVE, HENDERSON, NEVADA                      89015
(Address of principal executive offices)                 (Zip Code)


                                 (702) 558-6025
              (Registrants telephone number, including area code)


               3855 DIABLO DRICE, SUITE 7, LAS VEGAS, NEVADA 89118
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of June 30, 2001, the Registrant had 3,032,861 shares of its $0.001 par value common stock issued and outstanding.

As of June 30, 2001, the Registrant had 912,861 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION ...........................................    3

     ITEM 1. BALANCE SHEET  --  JUNE 30, 2001 .............................    3

     ITEM 2. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
             JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2001 .............    4

     ITEM 3. STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
             JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2001 .............    5

     ITEM 4. STATEMENT OF SHAREHOLDERS EQUITY THROUGH JUNE 30, 2001 .......    6

     ITEM 5. NOTES TO FINANCIAL STATEMENTS ................................    7

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..........................   10

PART II -- OTHER INFORMATION ..............................................   12

SIGNATURES ................................................................   13

PART I -- FINANCIAL INFORMATION

THE IMAGEMAKERS PHOTOGRAPHY, INC.

BALANCE SHEET

JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
================================================================================

                                     ASSETS

                                                          JUNE 30, 2001      DECEMBER 31, 2000
                                                          -------------      -----------------
                                                           (UNAUDITED)           (AUDITED)
CURRENT ASSETS:
  Cash                                                      $      13            $       0
                                                            ---------            ---------
        TOTAL CURRENT ASSETS                                $      13            $       0

PROPERTY & EQUIPMENT:  (NOTE 2)
  Furniture & Fixtures                                          9,307                9,307
  Equipment                                                    10,684               10,684
  Photography Equipment                                        71,575               71,575
                                                            ---------            ---------
        TOTAL                                               $  91,566            $  91,566
                                                            ---------            ---------
Less: Allowance for Depreciation                               36,135               27,237
                                                            ---------            ---------
NET PROPERTY & EQUIPMENT                                    $  55,431            $  64,329
                                                            ---------            ---------

        TOTAL ASSETS                                        $  55,444            $  64,329
                                                            =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash Overdraft                                            $       0            $     608
  Accounts Payable                                              2,547                1,289
  Accrued Expenses                                             72,311               50,383
  Current Portion of Long-Term Debt                           155,110              144,171
                                                            ---------            ---------
        TOTAL CURRENT LIABILITIES                           $ 229,968            $ 196,451

LONG-TERM LIABILITIES
  -- LESS CURRENT PORTION (NOTE 3)                             54,008               62,647
                                                            ---------            ---------
TOTAL LIABILITIES                                           $ 283,876            $ 259,098

STOCKHOLDERS' EQUITY:
  Common Stock, $0.001 par value, Authorized 20,000,000
   shares; Issued and outstanding at June 30, 2001 and
   December 31, 2000, 3,032,861 and 2,973,000 shares
   respectively                                             $   3,032            $   3,032
  Additional paid-in capital                                   50,542               50,542
  Accumulated Deficit                                        (282,106)            (248,343)
                                                            ---------            ---------
        TOTAL STOCKHOLDERS' EQUITY                          $(228,532)           $(194,769)
                                                            ---------            ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  55,444            $  64,329
                                                            =========            =========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED), THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
================================================================================

                                   THREE MONTHS        SIX MONTHS
                                      ENDED              ENDED              YEAR ENDED
                                  JUNE 30, 2001      JUNE 30, 2001      DECEMBER 31, 2000
                                  -------------      -------------      -----------------
                                   (UNAUDITED)        (UNAUDITED)           (AUDITED)
INCOME:
  Revenue                            $    500           $    500            $ 43,560
  Other Income                              0                  0                  34
                                     --------           --------            --------
TOTAL REVENUE                             500                500              43,594

COST OF REVENUES EARNED                     0              1,207              23,478
                                     --------           --------            --------

GROSS PROFIT (LOSS)                       500               (707)             20,116

OPERATING EXPENSES:
  Accounting                                0                  0                 480
  Bank Charges                            247                699               1,513
  Dues & Subscriptions                      0                  0                  67
  Marketing & Promotion                     0                  0                 795
  Office Expense                           78                 78                 809
  Repairs & Maintenance                     0                  0              34,217
  Rent                                 13,600             13,600              24,720
  Depreciation                          4,449              8,898              19,003
  Telephone & Utilities                 1,215              1,215               3,501
  Licenses & Fees                         135                135                 563
  Tax Expense                               0                  0               4,125
  Legal Fees                            2,009              2,009               4,849
  Equipment Lease                           0                 94                 532
  Insurance                               (92)               (92)              1,089
  Other Expenses                          791              1,089               2,609
                                     --------           --------            --------
TOTAL OPERATING EXPENSES               22,432             27,725              98,872
                                     --------           --------            --------

LOSS FROM OPERATIONS                  (21,932)           (28,432)            (78,756)
                                     ========           ========            ========
OTHER INCOME (EXPENSE):
  Interest Income                           0                  0                   6
  Interest Expense                     (2,690)            (5,331)            (11,693)
  Loss on Sale of Assets                    0                  0              (7,427)
                                     --------           --------            --------
NET INCOME (LOSS)                    $(24,622)          $(33,763)           $(97,870)
                                     ========           ========            ========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED), THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
================================================================================

                                                     THREE MONTHS        SIX MONTHS
                                                         ENDED              ENDED             YEAR ENDED
                                                     JUNE 30, 2001      JUNE 30, 2001      DECEMBER 31, 2000
                                                     -------------      -------------      -----------------
                                                      (UNAUDITED)        (UNAUDITED)           (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss During Period                               $(24,622)           $(33,763)           $(97,870)

  Items Not Affecting Cash Flow:
   Depreciation                                           4,449               8,898              19,003
   Increase - (Decrease) in Accrued Liabilities          20,346              25,486              31,286
   Increase - (Decrease) in Prepaid Expenses                  0                   0                 550
   (Increase) - Decrease in Deposits                          0                   0               2,500
                                                       --------            --------            --------

        NET CASH FLOW FROM OPERATIONS                  $    173            $    621            $(44,531)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from Long-Term Debt                         $      0            $      0            $ 44,902
  Principal Payments on Long-Term Debt                        0                   0              (8,336)
  Contribution of Capital                                     0                   0                  59
                                                       --------            --------            --------

        NET CASH FLOW FROM FINANCING ACTIVITIES        $      0            $      0            $ 36,625

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment Purchased                                  $      0            $      0            $ (4,034)

Net Increase (Decrease) in Cash                        $    173            $    621            $ (3,872)
Cash at Beginning of Period -- January 1                   (160)               (608)              3,264
                                                       --------            --------            --------

CASH AT END OF PERIOD -- JUNE 30                       $     13            $     13            $   (608)
                                                       ========            ========            ========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
================================================================================

Transaction                                           Number of      Common      Additional       Accumulated      Total
and Date                                            Common Shares     Stock    Paid-in Capital      Deficit        Equity
--------                                            -------------     -----    ---------------      -------        ------
April 14, 1998
Common Shares for Cash and Services as
 Chairman of the Board, Chief Executive
 Officer and President at $0.0019444 Per
 Share                                                 900,000       $  900        $16,600                 0      $  17,500

April 14, 1998
Common Shares for Cash and Services at
 Vice President, Secretary and Treasurer
At $0.0019444 Per Share                                900,000          900         16,600                 0      $  35,000

April 14, 1998
Common Shares for Cash at $0.019444 Per Share          900,000          900         16,600                 0      $  52,500

June 27, 1999
Common Shares for Loan Guarantees                      332,861          332            742                 0      $  53,574

Deficit Accumulated During the Development Stage                                                   $(248,343)     $(194,769)

Net Loss Current Year                                                                              $ (33,763)     $(228,532)
                                                    ----------       ------        -------         ---------      ---------
BALANCE AT 6/30/01                                   3,032,861       $3,032        $50,542         $(282,106)     $(228,532)
                                                    ==========       ======        =======         =========      =========

     See accompanying accountants' report and notes to financial statements

THE IMAGEMAKERS PHOTOGRAPHY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
================================================================================


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPANY'S ACTIVITIES AND OPERATING CYCLE -- The Company was incorporated April 14, 1998, under the laws of the State of Nevada

DISCONTINUED OPERATIONS -- The Company has broken its existing lease agreement and is no longer operating as a fashion portrait studio. Management plans to continue the Company under a different line of operations, which is currently undecided.

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

COMPREHENSIVE INCOME -- SAFS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined in Statements of Financial Accounting Concepts No. 6, "ELEMENTS OF FINANCIAL STATEMENTS," as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company adopted SFAS No. 130, however, there were no changes in equity during the period. As such, comprehensive income for the three months ended June 30, 2001 and the year ended December 31, 2000 is equal to the amount shown on the Statement of income as net income.

NOTE 2 -- PROPERTY AND EQUIPMENT:

PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

Depreciation is computed for financial statement purposes under the straight-line method. The depreciation for the quarter ended June 30, 2001, the six months ended June 30, 2001 and December 31, 2000 is $4,449, 8,898 and$19,003 respectively.

Leasehold improvements were amortized over a useful life of 7 years. Furniture and fixtures, equipment and photography equipment were amortized over a useful life of 5 years.

THE IMAGEMAKERS PHOTOGRAPHY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
================================================================================

NOTE 3 -- NOTES PAYABLE AND LONG-TERM DEBT:

                                                     (UNAUDITED)             (AUDITED)
                                                   SIX MONTHS ENDED         YEAR ENDED
                                                    JUNE 30, 2001        DECEMBER 31, 2000
                                                    -------------        -----------------
Note payable to Diamond Equities, Inc.,
 a shareholder, secured by equipment. Payment of
 $2,000.00 per quarter. Interest rate of 8% per
 annum.                                                $ 100,000             $ 100,000

Note payable to Hane Development, Inc.,
 a shareholder, secured by equipment. Payment of
 $1,880 per month. Interest rate of 8% per annum.         57,243                57,243

Note payable to shareholder, non-interest bearing.
 Unsecured.                                               51,875                49,575
                                                       ---------             ---------
Total                                                  $ 209,118             $ 206,818

Less:  Current Portion                                  (155,110)             (144,171)
                                                       ---------             ---------
Total Long-Term Debt                                   $  54,008             $  62,647
                                                       ---------             ---------
         Maturities of debt are as follows:
            2001                                         144,171               144,171
            2002                                          13,072                13,072
            Thereafter                                    51,875                49,575
                                                       ---------             ---------
            Total                                      $ 209,118             $ 206,818
                                                       =========             =========

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value.

NOTE 4 -- RELATED PARTY TRANSACTIONS:

Included in notes  payable at June 30, 2001 and  December  31, 2000 are notes to
the   officer-shareholders   of  the  Company  totaling  $209,118  and  $206,818
respectively.

Included in accrued expenses at June 30, 2001 and December 31, 2000 is accrued interest on notes to the officer-shareholders of the Company totaling $19,825 and $14,644 respectively.

THE IMAGEMAKERS PHOTOGRAPHY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
================================================================================

NOTE 5 -- INCOME TAXES:

The following schedule summarizes the net operating loss carry-forward future benefits and the dates they are scheduled to expire:

          Net Operating              Year of
          Loss Carryover            Expiration
          --------------            ----------
            $ 39,098                   2018
             111,375                   2019
              97,870                   2020
              33,763                   2021
            --------
            $282,106
            ========

NOTE 6 -- GOING CONCERN:

The Company's financial statements are prepared using the generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to raise substantial amounts of equity funds for use in its administrative and general business activities.

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

The Company determined that it was in the best interests of the shareholders to restructure the direction of the Company. During the three months ended June 30, 2001, the Company performed extensive studies to decide what products and services could be offered utilizing the present equipment. The Company has determined that the primary business will be to offer website development, management and deployment services. In addition, the Company will utilize its existing equipment to offer specialized photograph enhancement services through the Internet. The Company will retail custom logo's, corporate images, special event pictures and residential photography for real estate brokers.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

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

As of June 30, 2001, the Company had a negative working capital of $(229,955) and faces the need for additional working capital in the future. Due to the fact that the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

RESULTS OF OPERATIONS.

The Company generated minimal revenues from operations during the three month period ended June 30, 2001. The Company recorded a net loss from operations of $24,622 during the three month period ended June 30, 2001. The loss was caused by the expenses incurred by the Company to discontinue the retail photography operations and complete their studies for changing the products and services of the Company.

PLAN OF OPERATIONS.

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

                                       THE IMAGEMAKERS PHOTOGRAPHY, INC.


Dated:  September 10, 2001             By: /s/ Mark Patko
                                           --------------------------------
                                           Mark Patko
                                           President


                                       By: /s/ Mary S. Costa
                                           --------------------------------
                                           Mary S. Costa
                                           Secretary & Treasurer